Form 10-Q
period 2026-08-01
RH
filed 2026-09-10
CIK 1528849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of September 4, 2026, 18,933,159 shares of the registrant’s common stock were outstanding.

RH

2 | 2026 SECOND QUARTER FORM 10-Q	TABLE OF CONTENTS

PART I

ITEM 1.     FINANCIAL STATEMENTS

RH

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	AUGUST 1,	JANUARY 31,
	2026	2026

	(in thousands)
ASSETS
Cash and cash equivalents	$125,492	$41,191
Accounts receivable—net	79,130	63,447
Merchandise inventories	772,716	818,550
Prepaid expense and other current assets	181,824	184,474
Total current assets	1,159,162	1,107,662
Property and equipment—net	2,594,220	2,158,718
Operating lease right-of-use assets	864,669	795,352
Goodwill and intangible assets—net	224,366	224,016
Deferred tax assets	128,326	128,375
Equity method investments	69,143	119,754
Other non-current assets	91,214	301,833
Total assets	$5,131,100	$4,835,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$423,454	$386,736
Deferred revenue and customer deposits	402,033	338,504
Operating lease liabilities	113,332	110,280
Other current liabilities	94,255	95,086
Total current liabilities	1,033,074	930,606
Asset based credit facility	—	20,000
Term loan B—net	1,877,971	1,886,370
Term loan B-2—net	466,922	467,299
Real estate loan—net	15,027	15,199
Non-current operating lease liabilities	749,376	705,084
Non-current finance lease liabilities	837,192	718,837
Deferred tax liabilities	17,352	17,731
Other non-current liabilities	13,839	13,984
Total liabilities	5,010,753	4,775,110
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock—$0.0001 par value per share, 10,000,000 shares authorized, no shares issued or outstanding as of August 1, 2026 and January 31, 2026	—	—
Common stock—$0.0001 par value per share, 180,000,000 shares authorized, 18,931,251 shares issued and outstanding as of August 1, 2026; 18,818,976 shares issued and outstanding as of January 31, 2026	2	2
Additional paid-in capital	438,865	410,461
Accumulated other comprehensive income	21,075	36,202
Accumulated deficit	(339,595)	(386,065)
Total stockholders’ equity	120,347	60,600
Total liabilities and stockholders’ equity	$5,131,100	$4,835,710

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 3

RH

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,	AUGUST 1,	AUGUST 2,
	2026	2025	2026	2025

	(in thousands, except share and per share amounts)
Net revenues	$922,150	$899,151	$1,722,478	$1,713,103
Cost of goods sold	477,297	489,892	946,366	948,511
Gross profit	444,853	409,259	776,112	764,592
Selling, general and administrative expenses	337,280	280,383	634,296	579,805
Operating income	107,573	128,876	141,816	184,787
Other expenses
Interest expense—net	50,993	57,358	103,656	113,961
Other income—net	(1,856)	(574)	(1,119)	(4,227)
Total other expenses	49,137	56,784	102,537	109,734
Income before taxes and equity method investments	58,436	72,092	39,279	75,053
Income tax expense	16,249	19,032	10,347	22,159
Income before equity method investments	42,187	53,060	28,932	52,894
Share of equity method investments net (income) loss	(17,980)	1,352	(17,538)	(6,853)
Net income	$60,167	$51,708	$46,470	$59,747
Weighted-average shares used in computing basic net income per share	18,913,130	18,737,234	18,879,222	18,733,119
Basic net income per share	$3.18	$2.76	$2.46	$3.19
Weighted-average shares used in computing diluted net income per share	19,669,307	19,737,331	19,654,650	19,825,282
Diluted net income per share	$3.06	$2.62	$2.36	$3.01

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

4 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,	AUGUST 1,	AUGUST 2,
	2026	2025	2026	2025

	(in thousands)
Net income	$60,167	$51,708	$46,470	$59,747
Net gain (loss) from foreign currency translation	(10,510)	6,099	(15,127)	37,708
Comprehensive income	$49,657	$57,807	$31,343	$97,455

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 5

RH

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	THREE MONTHS ENDED
	COMMON STOCK
				ACCUMULATED
			ADDITIONAL	OTHER		TOTAL
			PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—May 2, 2026	18,900,769	$2	$425,102	$31,585	$(399,762)	$56,927
Stock-based compensation	—	—	12,493	—	—	12,493
Issuance of restricted stock	5,901	—	—	—	—	—
Exercise of stock options	24,581	—	1,270	—	—	1,270
Net income	—	—	—	—	60,167	60,167
Net loss from foreign currency translation	—	—	—	(10,510)	—	(10,510)
Balances—August 1, 2026	18,931,251	$2	$438,865	$21,075	$(339,595)	$120,347

Balances—May 3, 2025	18,732,265	$2	$375,521	$16,522	$(502,813)	$(110,768)
Stock-based compensation	—	—	11,633	—	—	11,633
Issuance of restricted stock	4,690	—	—	—	—	—
Exercise of stock options	7,165	—	428	—	—	428
Net income	—	—	—	—	51,708	51,708
Net gain from foreign currency translation	—	—	—	6,099	—	6,099
Balances—August 2, 2025	18,744,120	$2	$387,582	$22,621	$(451,105)	$(40,900)

	SIX MONTHS ENDED
	COMMON STOCK
				ACCUMULATED
			ADDITIONAL	OTHER		TOTAL
			PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY (DEFICIT)

	(in thousands, except share amounts)
Balances—January 31, 2026	18,818,976	$2	$410,461	$36,202	$(386,065)	$60,600
Stock-based compensation	—	—	24,412	—	—	24,412
Issuance of restricted stock	18,901	—	—	—	—	—
Vested and delivered restricted stock units	1,389	—	(18)	—	—	(18)
Exercise of stock options	91,985	—	4,010	—	—	4,010
Net income	—	—	—	—	46,470	46,470
Net loss from foreign currency translation	—	—	—	(15,127)	—	(15,127)
Balances—August 1, 2026	18,931,251	$2	$438,865	$21,075	$(339,595)	$120,347

Balances—February 1, 2025	18,726,116	$2	$362,348	$(15,087)	$(510,852)	$(163,589)
Stock-based compensation	—	—	24,007	—	—	24,007
Issuance of restricted stock	4,690	—	—	—	—	—
Vested and delivered restricted stock units	1,020	—	(31)	—	—	(31)
Exercise of stock options	12,294	—	1,258	—	—	1,258
Net income	—	—	—	—	59,747	59,747
Net gain from foreign currency translation	—	—	—	37,708	—	37,708
Balances—August 2, 2025	18,744,120	$2	$387,582	$22,621	$(451,105)	$(40,900)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

6 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,
	2026	2025

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,470	$59,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,678	69,865
Non-cash operating lease cost	55,627	51,106
Stock-based compensation	24,412	24,007
Asset impairments	523	3,948
Non-cash finance lease interest expense	24,152	18,193
Product recall	—	1,913
Share of equity method investments net income	(17,538)	(6,853)
Loss on variable interest entities restructuring	10,699	—
Distribution of return on equity method investments	8,050	4,630
Other non-cash items	4,694	2,098
Change in assets and liabilities:
Accounts receivable	(15,727)	2,407
Merchandise inventories	43,787	73,595
Prepaid expense and other assets	(10,973)	(13,118)
Landlord assets under construction—net of tenant allowances	(78,365)	(46,486)
Accounts payable and accrued expenses	39,376	(22,239)
Deferred revenue and customer deposits	64,052	54,800
Other current liabilities	(3,354)	13,451
Current and non-current operating lease liabilities	(54,577)	(50,447)
Other non-current liabilities	(23,268)	(16,298)
Net cash provided by operating activities	197,718	224,319
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(84,859)	(109,565)
Acquisition of business	—	(32,119)
Equity method investments	—	(374)
Acquisition of intangible asset	—	(3,031)
Receipt of promissory note repayment from equity method investee	—	1,750
Distribution of return of equity method investments	41,950	7,916
Proceeds from insurance recoveries	—	1,275
Net cash used in investing activities	(42,909)	(134,148)

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 7

RH

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,
	2026	2025
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under asset based credit facility	165,000	260,000
Repayments under asset based credit facility	(185,000)	(325,000)
Repayments under term loans	(12,500)	(12,500)
Repayments under real estate loans	(31,540)	(169)
Debt issuance costs	—	(2,766)
Principal payments under finance lease agreements—net of tenant allowances	(10,099)	(8,031)
Proceeds from exercise of stock options	4,010	1,258
Tax withholdings related to issuance of stock-based awards	(18)	(31)
Net cash used in financing activities	(70,147)	(87,239)
Effects of foreign currency exchange rate translation on cash	(361)	1,215
Net increase in cash and cash equivalents	84,301	4,147
Cash and cash equivalents
Beginning of period	41,191	30,413
End of period	$125,492	$34,560
Non-cash transactions
Property and equipment additions in accounts payable and accrued expenses at period-end	$23,187	$32,089
Landlord asset additions in accounts payable and accrued expenses at period-end	15,218	11,439
Property and equipment additions acquired in VIE restructuring (Note 6)	60,500	—
Real estate loan acquired in VIE restructuring (Note 6)	(31,372)	—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

8 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

As of August 1, 2026, we operated a total of 77 RH Galleries and 44 RH Outlet stores, one RH Guesthouse, one RH Interior Design Studio and 15 Waterworks Showrooms throughout the United States, Canada and Europe. We also have sourcing operations in Shanghai.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared from our records and, in our senior leadership team’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary to fairly state our financial position as of August 1, 2026, and the results of operations for the three and six months ended August 1, 2026 and August 2, 2025. Our current fiscal year, which consists of 52 weeks, ends on January 30, 2027 (“fiscal 2026”).

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

We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to us at this time. The accounting estimates and other matters we have assessed include, but were not limited to, sales return reserve, inventory reserve, allowance for doubtful accounts, goodwill, and intangible and other long-lived assets. Our current assessment of these estimates is included in the condensed consolidated financial statements as of and for the three and six months ended August 1, 2026. As additional information becomes available to us, our future assessment of these estimates, as well as other factors, could change and the results of any such change could materially and adversely impact the condensed consolidated financial statements in future reporting periods.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2025 Form 10-K”).

The results of operations for the three and six months ended August 1, 2026, presented herein, are not necessarily indicative of the results to be expected for the full fiscal year.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 9

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

New Accounting Standards or Updates Not Yet Adopted

Income Statement: Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This new guidance is designed to improve financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, including amounts and qualitative descriptions of inventory purchases, employee compensation, depreciation and intangible asset amortization, among other requirements. In January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The guidance is required to be adopted on either a prospective or retrospective basis and early adoption is permitted. We are currently assessing the impact that adopting this ASU will have on our condensed consolidated financial statements.

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

10 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Results of operations of the acquired company have been included in our condensed consolidated statements of income since July 8, 2025, the acquisition date. Pro forma results of the acquired business have not been presented as the results were not considered material to our condensed consolidated financial statements for all periods presented and would not have been material had the acquisition occurred at the beginning of fiscal 2025.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 11

NOTE 4—PREPAID EXPENSE AND OTHER ASSETS

Prepaid expense and other current assets consisted of the following:

	AUGUST 1,	JANUARY 31,
	2026	2026

	(in thousands)
Current portion of value added tax (VAT) receivable	$50,637	$39,169
Prepaid expenses	24,125	30,355
Capitalized catalog costs	22,550	23,274
Vendor deposits	18,417	26,230
Current portion of capitalized cloud computing costs	13,995	11,344
Tenant allowance receivable	9,323	5,633
Right of return asset for merchandise	6,145	6,423
Federal and state tax receivable	3,459	11,528
Promissory note receivable, including interest(1)	1,183	1,164
Other current assets	31,990	29,354
Total prepaid expense and other current assets	$181,824	$184,474
(1)	Represents promissory note, including principal and accrued interest, due from an affiliate of the managing member of the Aspen LLCs. Refer to Note 6—Variable Interest Entities.

Other non-current assets consisted of the following:

	AUGUST 1,	JANUARY 31,
	2026	2026

	(in thousands)
Capitalized cloud computing costs—net(1)	$32,416	$31,224
Landlord assets under construction—net of tenant allowances	12,903	156,252
Value added tax (VAT) receivable	10,651	—
Other deposits	8,587	12,234
Initial direct costs prior to lease commencement	4,624	81,066
Vendor deposits—non-current	3,773	3,336
Deferred financing fees	2,702	3,377
Other non-current assets	15,558	14,344
Total other non-current assets	$91,214	$301,833
(1)	Presented net of accumulated amortization of $51 million and $43 million as of August 1, 2026 and January 31, 2026, respectively.

12 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 5—GOODWILL, TRADENAMES, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Goodwill, tradenames, trademarks and other intangible assets for the RH Segment and Waterworks consisted of the following:

	RH SEGMENT		WATERWORKS
		TRADENAMES,		TRADENAMES,
		TRADEMARKS AND		TRADEMARKS AND
		OTHER INTANGIBLE		OTHER INTANGIBLE
	GOODWILL	ASSETS	GOODWILL(1)	ASSETS(2)

	(in thousands)
January 31, 2026	$144,239	$62,777	$—	$17,000
Additions	—	515	—	—
Other(3)	—	(131)	—	—
Foreign currency translation	(34)	—	—	—
August 1, 2026	$144,205	$63,161	$—	$17,000
(1)	Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	Presented net of an impairment charge of $35 million recognized in prior fiscal years.
(3)	Represents amortization of patents and disposals.

There are no goodwill, tradenames, trademarks and other intangible assets for the Real Estate segment.

NOTE 6—VARIABLE INTEREST ENTITIES

Restructuring

As part of a May 2026 restructuring of the Aspen LLCs (defined below) (the “May 2026 Aspen LLC Restructuring”), we received a $50 million cash distribution related to our membership interests in the Aspen LLCs in connection with a series of transactions whereby ownership of certain real estate property companies held by the Aspen LLCs were transferred to entities wholly-owned by the managing member of the Aspen LLCs and ownership of one property company, which also owns the property we plan to operate as an RH Guesthouse, was transferred to an entity wholly-owned by us. Following this distribution, we repaid $31 million of outstanding debt secured by the RH Guesthouse property transferred to us. Additionally, as part of the May 2026 Aspen LLC Restructuring, we received $10 million of deemed non-cash capital contributions in one of the Aspen LLCs.

Concurrently with these transactions, the membership interests in the seven Member LLCs (defined below) that were previously held by a third-party real estate developer affiliated with the managing member of the Aspen LLCs were fully assigned to us, and, as a result, each of such seven Member LLCs became a wholly-owned subsidiary entity.

The impacts to our condensed consolidated financial statements from these transactions are discussed below.

Equity Method Investments

Equity method investments primarily represent our membership interests in three privately-held limited liability companies in Aspen, Colorado (each, an “Aspen LLC” and collectively, the “Aspen LLCs” or the “equity method investments”) that were formed for the purpose of acquiring, developing, operating and selling certain real estate projects in Aspen, Colorado. We use the hypothetical liquidation at book value (“HLBV”) method to determine our proportionate share of the earnings or losses for each equity method investment.

In March 2025 one of the three Aspen LLCs sold its sole real estate property. Subsequent to the property sale, we received $15 million from such Aspen LLC, which consisted of $2.9 million for the repayment of its outstanding promissory note to us, including accrued interest, and a capital distribution of $13 million. The capital distribution of $13 million represented a return of our contributed capital of $7.9 million and a return on investment of $4.6 million.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 13

In connection with the May 2026 Aspen LLC Restructuring, we recognized income of $20 million under the HLBV method for the three and six months ended August 1, 2026, which is included in share of equity method investments net (income) loss on the condensed consolidated statements of income.

Additionally, upon obtaining control of the company that owns the property planned for the RH Guesthouse Aspen, we acquired its net assets and settled our preexisting lease under which we had been the lessee before the May 2026 Aspen LLC Restructuring. These transactions resulted in a non-cash loss of $11 million, which is comprised of (i) the assumption of outstanding debt on the real estate property transferred to us of $31 million, (ii) a decrease in other non-current assets of $22 million to eliminate previously capitalized lease-related initial direct costs and prepaid rent prior to commencement, (iii) a reduction of our equity method investment of $17 million related to the property company distribution, (iv) a decrease in property and equipment of approximately $2 million to eliminate previously capitalized leasehold improvements and (v) an increase to property and equipment of $61 million to recognize the acquisition of land and building assets at fair value. The non-cash loss of $11 million recognized during the three and six months ended August 1, 2026 is included in selling, general and administrative expenses on the condensed consolidated statements of income and reflected within cash flows from operating activities on the condensed consolidated statements of cash flows for the six months ended August 1, 2026.

The cash distribution of $50 million in connection with the May 2026 Aspen LLC Restructuring represented a return of our contributed capital of $42 million and a return on investment of $8.1 million. The $31 million repayment of the acquired real estate loan is included in repayments under real estate loans within cash flows from financing activities on the condensed consolidated statements of cash flows for the six months ended August 1, 2026.

We continue to account for the Aspen LLCs as equity method investments since we are not the primary beneficiary of these VIEs.

Additionally, Waterworks has membership interests in two European entities that are equity method investments.

Our maximum exposure to loss as of August 1, 2026 is the carrying value of our equity method investments. Additionally, we are the lessee for one lease arrangement within an Aspen LLC, which commenced as of January 31, 2026. Refer to Note 8—Leases.

Consolidated Variable Interest Entities and Noncontrolling Interests

In fiscal 2022, we formed eight privately-held limited liability companies (each, a “Member LLC” and collectively, the “Member LLCs”) with a third-party real estate development partner (the “development partner”) affiliated with the managing member of the Aspen LLCs (as defined below under “Equity Method Investments”) for real estate development activities related to our Gallery transformation and global expansion strategies.

In fiscal 2024, one Member LLC became a wholly-owned subsidiary and accordingly is no longer considered a Member LLC.

Concurrently with the May 2026 Aspen LLC Restructuring, the seven remaining Member LLCs became wholly-owned subsidiaries as the membership interests in the Member LLCs that were previously held by a third-party real estate developer were withdrawn, which had an immaterial effect on the condensed consolidated financial statements for the three and six months ended August 1, 2026. Accordingly, there are no noncontrolling interest holders in any of the Member LLCs as of August 1, 2026 and we continue to consolidate these subsidiaries following the transactions described under “Restructuring.”

14 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

NOTE 7—ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable and accrued expenses consisted of the following:

	AUGUST 1,	JANUARY 31,
	2026	2026

	(in thousands)
Accounts payable	$211,433	$197,740
Accrued compensation	65,207	54,933
Accrued sales, use and other indirect tax	40,871	35,254
Accrued occupancy	31,295	27,264
Accrued freight and duty	23,478	22,877
Accrued professional fees	6,705	7,811
Accrued legal contingencies(1)	2,091	2,914
Other accrued expenses	42,374	37,943
Total accounts payable and accrued expenses	$423,454	$386,736
(1)	Refer to Note 14—Commitments and Contingencies.

Other current liabilities consisted of the following:

	AUGUST 1,	JANUARY 31,
	2026	2026

	(in thousands)
Allowance for sales returns	$25,703	$24,821
Current portion of term loans	25,000	25,000
Finance lease liabilities	23,726	21,249
Unredeemed gift card and merchandise credit liability	16,611	18,138
Other current liabilities	3,215	5,878
Total other current liabilities	$94,255	$95,086

Supplier Finance Program

We facilitate a voluntary supply chain financing program (the “Financing Program”) with a third-party financial institution (the “Bank”) to provide participating suppliers with the opportunity to receive early payment on invoices, net of a discount charged to the supplier by the Bank. As of August 1, 2026 and January 31, 2026, we had $42 million and $31 million, respectively, of payment obligations outstanding under the Financing Program included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

Contract Liabilities

We defer revenue associated with merchandise delivered via the home-delivery channel. We expect that substantially all of the deferred revenue and customer deposits as of August 1, 2026 will be recognized within the next six months as the performance obligations are satisfied. In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards. During the three months ended August 1, 2026 and August 2, 2025, we recognized $4.6 million and $5.2 million, respectively, of revenue related to previous deferrals related to our gift cards. During the six months ended August 1, 2026 and August 2, 2025, we recognized $10 million and $12 million, respectively, of revenue related to previous deferrals related to our gift cards. We expect that approximately 70 percent of the remaining gift card liabilities will be recognized when the gift cards are redeemed by customers.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 15

Reorganization

We implemented and completed a restructuring in the second quarter of fiscal 2025 that included workforce and expense reductions in order to improve and simplify our organizational structure, streamline certain aspects of our business operations and better position us for further growth. The workforce reduction associated with this initiative included the elimination of numerous leadership and other positions throughout the organization. During the three and six months ended August 2, 2025, we incurred total charges relating to the reorganization of $1.2 million, consisting primarily of severance costs and related taxes, all of which was paid during fiscal 2025.

NOTE 8—LEASES

Lease costs—net consisted of the following:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,	AUGUST 1,	AUGUST 2,
	2026	2025	2026	2025

	(in thousands)
Operating lease costs(1)	$42,130	$36,447	$82,304	$71,893
Finance lease costs
Amortization of leased assets(1)	18,723	14,875	35,929	29,548
Interest on lease liabilities(2)	12,874	9,248	24,152	18,193
Variable lease costs(3)	6,958	6,442	14,032	13,629
Sublease income(4)	(1,133)	(1,189)	(2,309)	(2,371)
Total lease costs—net	$79,552	$65,823	$154,108	$130,892
(1)	Operating lease costs and amortization of finance lease right-of-use assets are included in cost of goods sold or selling, general and administrative expenses on the condensed consolidated statements of income based on our accounting policy.
(2)	Included in interest expense—net on the condensed consolidated statements of income. Amounts include lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset for finance leases, which were not material in either period presented.
(3)	Represents variable lease payments under operating and finance lease agreements, primarily associated with contingent rent based on a percentage of retail sales over contractual levels of $3.8 million and $4.0 million for the three months ended August 1, 2026 and August 2, 2025, respectively, and $7.5 million and $8.1 million for the six months ended August 1, 2026 and August 2, 2025, respectively, as well as charges associated with common area maintenance of $3.2 million and $2.4 million for the three months ended August 1, 2026 and August 2, 2025, respectively, and $6.6 million and $5.5 million for the six months ended August 1, 2026 and August 2, 2025, respectively. Other variable costs, which include single lease cost related to variable lease payments based on an index or rate that were not included in the measurement of the initial lease liability and right-of-use asset, were not material in any period presented.
(4)	Included in selling, general and administrative expenses on the condensed consolidated statements of income.

16 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Lease right-of-use assets and lease liabilities consisted of the following:

		AUGUST 1,	JANUARY 31,
	BALANCE SHEET CLASSIFICATION	2026	2026

		(in thousands)
ASSETS
Operating leases(1)	Operating lease right-of-use assets	$864,669	$795,352
Finance leases(2)(3)(4)	Property and equipment—net	1,527,833	1,181,339
Total lease right-of-use assets		$2,392,502	$1,976,691
LIABILITIES
Current(5)
Operating leases	Operating lease liabilities	$113,332	$110,280
Finance leases	Other current liabilities	23,726	21,249
Total lease liabilities—current		137,058	131,529
Non-current
Operating leases	Non-current operating lease liabilities	749,376	705,084
Finance leases	Non-current finance lease liabilities	837,192	718,837
Total lease liabilities—non-current		1,586,568	1,423,921
Total lease liabilities		$1,723,626	$1,555,450
(1)	Includes $41 million as of both August 1, 2026 and January 31, 2026 related to a future RH Design Gallery lease where the landlord is one of the Aspen LLCs. Refer to Note 6—Variable Interest Entities.
(2)	Includes capitalized amounts related to our completed construction activities to design and build leased assets, which are reclassified from other non-current assets upon lease commencement.
(3)	Includes accumulated amortization of $419 million and $384 million as of August 1, 2026 and January 31, 2026, respectively.
(4)	Includes $32 million and $33 million as of August 1, 2026 and January 31, 2026, respectively, related to an RH Design Gallery lease with a landlord that is an affiliate of the managing member of the Aspen LLCs. Refer to Note 6—Variable Interest Entities.
(5)	Current portion of lease liabilities represents the reduction of the related lease liability over the next 12 months.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 17

The maturities of lease liabilities were as follows as of August 1, 2026:

	OPERATING	FINANCE
FISCAL YEAR	LEASES	LEASES	TOTAL

	(in thousands)
Remainder of fiscal 2026	$82,094	$36,878	$118,972
2027	156,304	74,378	230,682
2028	125,538	73,479	199,017
2029	113,663	73,140	186,803
2030	104,701	74,178	178,879
2031	85,200	71,220	156,420
Thereafter	676,785	1,393,062	2,069,847
Total lease payments(1)(2)	1,344,285	1,796,335	3,140,620
Less—imputed interest(3)	(481,577)	(935,417)	(1,416,994)
Present value of lease liabilities	$862,708	$860,918	$1,723,626
(1)	Total lease payments include future obligations for renewal options that are reasonably certain to be exercised and are included in the measurement of the lease liability. Total lease payments exclude $256 million of legally binding payments under the non-cancellable term for leases signed but not yet commenced under our accounting policy as of August 1, 2026, of which $4.0 million, $11 million, $14 million, $16 million, $17 million and $17 million will be paid in the remainder of fiscal 2026, fiscal 2027, fiscal 2028, fiscal 2029, fiscal 2030 and fiscal 2031, respectively, and $177 million will be paid subsequent to fiscal 2031.
(2)	Excludes an immaterial amount of future commitments under short-term lease agreements.
(3)	Calculated using the discount rate for each lease at lease commencement.

Supplemental information related to leases consisted of the following:

	SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,
	2026	2025
Weighted-average remaining lease term (years)
Operating leases	12.0	9.2
Finance leases	22.5	20.0
Weighted-average discount rate
Operating leases	6.8%	6.1%
Finance leases	6.7%	5.9%

18 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Other information related to leases consisted of the following:

	SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,
	2026	2025

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(81,906)	$(70,984)
Operating cash flows from finance leases	(24,152)	(18,193)
Financing cash flows from finance leases—net(1)	(10,099)	(8,031)
Total cash outflows from leases	$(116,157)	$(97,208)
Non-cash transactions
Lease right-of-use assets obtained in exchange for lease obligations—net of lease terminations
Operating leases(2)	$106,185	$61,737
Finance leases	130,492	37,947
Reclassification from other non-current assets to finance lease right-of-use assets	260,040	37,502
Reclassification from other non-current assets to operating lease right-of-use assets	24,552	—

(1)	Presented net of tenant allowances received subsequent to lease commencement of $6.2 million in the six months ended August 2, 2025. No such amounts were received from landlords in the six months ended August 1, 2026.
(2)	Right-of-use assets obtained in exchange for new operating lease liabilities exclude the impact from acquisitions of $4.3 million for the six months ended August 2, 2025. Refer to Note 3—Business Combination.

NOTE 9—CREDIT FACILITIES AND REAL ESTATE LOAN

The outstanding balances under our credit facilities were as follows:

	AUGUST 1,				JANUARY 31,
	2026				2026
			UNAMORTIZED			UNAMORTIZED
			DEBT	NET		DEBT	NET
	INTEREST	OUTSTANDING	ISSUANCE	CARRYING	OUTSTANDING	ISSUANCE	CARRYING
	RATE	AMOUNT	COSTS	AMOUNT	AMOUNT	COSTS	AMOUNT

	(dollars in thousands)
Asset based credit facility(1)	5.33%	$—	$—	$—	$20,000	$—	$20,000
Term loan B(2)	6.35%	1,905,000	(7,029)	1,897,971	1,915,000	(8,630)	1,906,370
Term loan B-2(3)	7.01%	481,250	(9,328)	471,922	483,750	(11,451)	472,299
Total credit facilities		$2,386,250	$(16,357)	$2,369,893	$2,418,750	$(20,081)	$2,398,669
(1)	Deferred financing fees associated with the asset based credit facility as of August 1, 2026 and January 31, 2026 were $2.7 million and $3.4 million, respectively, and are included in other non-current assets on the condensed consolidated balance sheets. The deferred financing fees are amortized on a straight-line basis over the life of the revolving line of credit. In July 2025, Restoration Hardware, Inc. entered into an amendment to the ABL Credit Agreement (defined below), which extended the maturity date of the revolving line of credit from July 29, 2026 to the earlier of (a) July 31, 2030 and (b) the date which is 91 days prior to the final stated maturity of the Term Loan Credit Agreement and any refinancing thereof.
(2)	Represents the Term Loan Credit Agreement (defined below), of which outstanding amounts of $1,885 million and $1,895 million were included in term loan B—net on the condensed consolidated balance sheets as of August 1, 2026 and January 31, 2026, respectively, and $20 million of current maturities of long-term debt was included in other current liabilities on the condensed consolidated balance sheets as of both August 1, 2026 and January 31, 2026.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 19

(3)	Represents the outstanding balance of the Term Loan B-2 (defined below) under the Term Loan Credit Agreement, of which outstanding amounts of $476 million and $479 million were included in term loan B-2—net on the condensed consolidated balance sheets as of August 1, 2026 and January 31, 2026, respectively, and $5.0 million of current maturities of long-term debt was included in other current liabilities on the condensed consolidated balance sheets as of both August 1, 2026 and January 31, 2026.

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

The ABL Credit Agreement does not contain any significant financial ratio covenants or coverage ratio covenants other than a consolidated fixed charge coverage ratio (“FCCR”) covenant based on the ratio of (i) consolidated EBITDA to the amount of (ii) debt service costs plus certain other amounts, including dividends and distributions and prepayments of debt as defined in the ABL Credit Agreement (the “FCCR Covenant”). The FCCR Covenant only applies in certain limited circumstances, including when the unused availability under the ABL Credit Agreement drops below the greater of (A) $40 million and (B) an amount based on 10% of the total borrowing availability at the time. The FCCR Covenant ratio is set at 1.0 and measured on a trailing twelve-month basis. As of August 1, 2026, RHI was in compliance with the FCCR Covenant.

20 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

As of August 1, 2026, RHI had no outstanding borrowings and $334 million of availability under the revolving line of credit, net of $44 million in outstanding letters of credit. As a result of the FCCR Covenant that limits the last 10% of borrowing availability, actual incremental borrowing available to RHI and the other affiliated parties under the revolving line of credit would be $274 million as of August 1, 2026.

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

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 21

The Term Loan Credit Agreement does not contain a financial maintenance covenant.

The Term Loan Credit Agreement contains customary representations and warranties, events of default and other customary terms and conditions for a term loan credit agreement.

Real Estate Loan

On September 9, 2022, the property company owned by a Member LLC, as defined in Note 6—Variable Interest Entities, as the borrower executed a Promissory Note (the “Promissory Note”) with a third-party bank in an aggregate principal amount equal to $16 million with a maturity date of September 9, 2032. The Promissory Note bears interest at a fixed rate per annum equal to 5.37% until September 15, 2027, on which date the interest rate will reset based on the five-year treasury rate plus 2.00%, subject to a total interest rate floor of 3.00%.

As of January 31, 2026 and August 1, 2026, the Promissory Note was secured by the assets of the property company owned by such Member LLC, which became wholly owned by us in the second quarter of fiscal 2026, and the creditor does not have recourse against RH’s general assets.

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

The estimated fair value and carrying value of the Term Loan Credit Agreement and the real estate loan were as follows:

	AUGUST 1,		JANUARY 31,
	2026		2026
		PRINCIPAL		PRINCIPAL
	FAIR	CARRYING	FAIR	CARRYING
	VALUE	VALUE(1)	VALUE	VALUE(1)

	(in thousands)
Term loan B	$1,857,375	$1,905,000	$1,881,488	$1,915,000
Term loan B-2	475,234	481,250	480,122	483,750
Real estate loan	14,805	15,417	15,343	15,585
(1)	The principal carrying values of the Term Loan B and Term Loan B-2 represent the outstanding amount under each class and exclude discounts upon original issuance and third-party offering costs. The principal carrying value of the real estate loan represents the outstanding principal balance and excludes debt issuance costs.

The fair values of the Term Loan B and Term Loan B-2 were derived from observable bid prices (Level 1). The fair values of the real estate loan were derived from discounted cash flows using risk-adjusted rates (Level 2).

NOTE 11—INCOME TAXES

Our income tax expense and effective tax rates were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,	AUGUST 1,	AUGUST 2,
	2026	2025	2026	2025

	(dollars in thousands)
Income tax expense	$16,249	$19,032	$10,347	$22,159
Effective tax rate	27.8%	26.9%	26.3%	27.1%

22 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

The increase in our effective tax rate for the three months ended August 1, 2026 compared to the three months ended August 2, 2025 is primarily attributable to reporting lower net income, as well as the impact of higher net excess tax benefits from stock-based compensation in the current period as compared to the prior period.

The decrease in our effective tax rate for the six months ended August 1, 2026 compared to the six months ended August 2, 2025 is attributable to reporting lower net income in the current period as compared to the prior period.

On July 4, 2025, the United States enacted tax legislation through the H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), which implemented several corporate tax law changes taking effect in fiscal 2025 and others through fiscal 2027. The impacts of the OBBBA are reflected in our results for the quarter ended August 1, 2026. We will continue to monitor any future changes in our business or interpretations of the new tax law that could affect our tax position in subsequent periods.

NOTE 12—NET INCOME PER SHARE

The weighted-average shares used for net income per share were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,	AUGUST 1,	AUGUST 2,
	2026	2025	2026	2025
Weighted-average shares—basic	18,913,130	18,737,234	18,879,222	18,733,119
Effect of dilutive stock-based awards	756,177	1,000,097	775,428	1,092,163
Weighted-average shares—diluted	19,669,307	19,737,331	19,654,650	19,825,282

The following number of options and restricted stock units were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,	AUGUST 1,	AUGUST 2,
	2026	2025	2026	2025
Options	3,043,582	2,224,003	2,809,898	2,085,890
Restricted stock units	5,075	9,470	12,428	9,051

NOTE 13—STOCK-BASED COMPENSATION

We maintain two stock incentive plans, the 2012 Stock Incentive Plan and the 2023 Stock Incentive Plan (collectively, the “Plans”), that provide for the grant of incentive stock options to our employees and the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights and any combination thereof to our employees, directors and consultants and our parent and subsidiary corporations’ employees, directors and consultants. As of August 1, 2026, there were a total of 1,340,682 shares issuable under the 2023 Stock Incentive Plan.

Equity Awards Under the Plans

Options outstanding, vested or expected to vest, and exercisable as of August 1, 2026 were as follows:

		WEIGHTED-	WEIGHTED-	AGGREGATE
		AVERAGE	AVERAGE	INTRINSIC
		EXERCISE	REMAINING TERM	VALUE
	SHARES	PRICE	(in years)	(in thousands)
Options outstanding	4,333,533	$200.79	5.1	$155,546
Options vested or expected to vest	3,920,408	201.90	4.8	148,146
Options exercisable	2,563,136	196.24	3.0	131,713

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 23

Stock-based compensation, which is included in selling, general and administrative expenses on the condensed consolidated statements of income, was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,	AUGUST 1,	AUGUST 2,
	2026	2025	2026	2025

	(in thousands)
Stock-based compensation	$12,493	$11,633	$24,412	$24,007

No stock-based compensation has been capitalized in the accompanying condensed consolidated financial statements.

As of August 1, 2026, the total unrecognized stock-based compensation and weighted-average remaining term of unvested awards were as follows:

	UNRECOGNIZED	WEIGHTED-
	STOCK BASED	AVERAGE
	COMPENSATION	REMAINING TERM
	(in thousands)	(in years)
Unvested options	$153,779	5.2
Unvested restricted stock and restricted stock units	6,036	1.5
Total	$159,815

NOTE 14—COMMITMENTS AND CONTINGENCIES

Commitments

We had no material off-balance sheet commitments as of August 1, 2026.

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

24 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

With respect to such contingencies, we review the need for any loss contingency reserves and establish reserves when, in the opinion of our senior leadership team, it is probable that a matter would result in liability, and the amount of loss, if any, can be reasonably estimated. Loss contingencies determined to be probable and estimable are included in accounts payable and accrued expenses on the condensed consolidated balance sheets (refer to Note 7—Accounts Payable, Accrued Expenses and Other Current Liabilities). These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to each matter. In view of the inherent difficulty of predicting the outcome of certain matters, particularly in cases in which claimants seek substantial or indeterminate damages, it may not be possible to determine whether a liability has been incurred or to reasonably estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no reserve is established until that time. When and to the extent that we do establish a reserve, there can be no assurance that any such recorded liability for estimated losses will be for the appropriate amount, and actual losses could be higher or lower than what we accrue from time to time. Although we believe that the ultimate resolution of our current legal proceedings will not have a material adverse effect on the condensed consolidated financial statements, the outcome of legal matters is subject to inherent uncertainty.

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

Gain Contingencies

Settlement

In February 2026, we entered into a settlement agreement to resolve litigation pertaining to credit card interchange fees in which we received $32 million, net of legal costs, in March 2026. We recognized this settlement as a gain within selling, general and administrative expenses on the condensed consolidated statements of income for the six months ended August 1, 2026.

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

During the second quarter of fiscal 2026, we received IEEPA tariff refunds of $67 million, as well as related interest of $2.4 million. Additionally, as of August 1, 2026 we recognized a receivable of $2.1 million for future refund claims that are realizable. As a result, we recognized a $55 million reduction to cost of goods sold on the condensed consolidated statements of income for the three and six months ended August 1, 2026 and a $14 million reduction of merchandise inventories on the condensed consolidated balance sheets as of August 1, 2026.

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

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 25

The retail operating segments are strategic business units that offer products for the home furnishings customer. While RH Segment and Waterworks have a shared senior leadership team and customer base, we have determined that their results cannot be aggregated as they do not share similar economic characteristics, as well as due to other quantitative factors.

Segment Information

The CODM uses segment adjusted operating income to evaluate segment profitability for the retail operating segments and to allocate resources and analyze variances of actual performance to our forecasts when making decisions. Operating income is defined as net income before interest expense—net, other income—net, income tax expense and our share of equity method investments net (income) loss. Segment adjusted operating income excludes (i) legal settlements—net, (ii) variable interest entities restructuring (refer to Note 6—Variable Interest Entities), including professional fees associated with the restructuring, (iii) certain asset impairments, (iv) product recall, (v) severance costs associated with a reorganization and (vi) non-cash compensation amortization related to an option grant made to Mr. Friedman in October 2020. These items are excluded from segment adjusted operating income in order to provide better transparency of segment operating results. Accordingly, these items are not presented by segment because they are excluded from the segment profitability measure that the CODM and our senior leadership team review.

26 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Segment net revenues, which represent our disaggregated net revenues in accordance with ASC 606, significant segment expenses and segment adjusted operating income, by reportable segment, were as follows:

	THREE MONTHS ENDED						SIX MONTHS ENDED
	AUGUST 1,			AUGUST 2,			AUGUST 1,			AUGUST 2,
	2026			2025			2026			2025
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues	$867,280	$54,870	$922,150	$846,717	$52,434	$899,151	$1,619,482	$102,996	$1,722,478	$1,611,715	$101,388	$1,713,103
Cost of goods sold(2)	456,061	21,236	477,297	465,811	24,081	489,892	902,241	44,125	946,366	901,015	47,496	948,511
Advertising expense	34,546	1,215	35,761	14,365	1,003	15,368	85,727	2,153	87,880	63,088	1,658	64,746
Other segment expenses(3)	265,793	22,086	287,879	237,791	20,481	258,272	521,675	42,769	564,444	467,407	40,058	507,465
Segment adjusted operating income	$110,880	$10,333	$121,213	$128,750	$6,869	$135,619	$109,839	$13,949	$123,788	$180,205	$12,176	$192,381
Legal settlement—net			—			—			(31,668)			—
Variable interest entities restructuring			13,640			—			13,640			—
Asset impairments			—			3,597			—			3,597
Product recall			—			1,913			—			1,913
Reorganization related costs			—			1,233			—			1,233
Non-cash compensation			—			—			—			851
Operating income			107,573			128,876			141,816			184,787
Interest expense—net			50,993			57,358			103,656			113,961
Other income—net			(1,856)			(574)			(1,119)			(4,227)
Income before taxes and equity method investments			$58,436			$72,092			$39,279			$75,053
(1)	All intercompany transactions are not material and have been eliminated.
(2)	Includes $51 million and $3.7 million of IEEPA tariff refunds in both the three and six months ended August 1, 2026 for RH Segment and Waterworks, respectively.
(3)	Other segment expenses primarily include compensation and occupancy costs classified as selling, general and administrative expenses, and other general and administrative expenses.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 27

In the three months ended August 1, 2026 and August 2, 2025, the Real Estate segment share of equity method investments operations, which is the measure of segment profitability reviewed by the CODM to evaluate performance internally for the Real Estate segment, was income of $18 million and a loss of $1.7 million, respectively. In the six months ended August 1, 2026 and August 2, 2025, the Real Estate segment share of equity method investments operations was income of $17 million and $6.5 million, respectively. The share of income from equity method investments for the Waterworks segment was immaterial in all fiscal periods presented.

Depreciation and amortization for our segments was as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,	AUGUST 1,	AUGUST 2,
	2026	2025	2026	2025

	(in thousands)
RH Segment	$39,187	$32,879	$76,314	$66,740
Waterworks	1,744	1,750	3,364	3,125
Real Estate(1)	—	—	—	—
Total depreciation and amortization	$40,931	$34,629	$79,678	$69,865
(1)	There is no depreciation and amortization for the Real Estate segment since all assets represent construction in progress.

Balance sheet information for our segments consisted of the following:

		TRADENAMES,
		TRADEMARKS AND
		OTHER INTANGIBLE	EQUITY METHOD	TOTAL
	GOODWILL(1)	ASSETS(2)	INVESTMENTS	ASSETS

	(in thousands)
January 31, 2026
RH Segment	$144,239	$62,777	$—	$4,499,349
Waterworks	—	17,000	4,363	184,203
Real Estate	—	—	115,391	152,158
Total	$144,239	$79,777	$119,754	$4,835,710
August 1, 2026
RH Segment	$144,205	$63,161	$—	$4,829,247
Waterworks	—	17,000	4,912	200,884
Real Estate	—	—	64,231	100,969
Total	$144,205	$80,161	$69,143	$5,131,100
(1)	The Waterworks reporting unit goodwill of $51 million recognized upon acquisition in fiscal 2016 was fully impaired as of fiscal 2018.
(2)	The Waterworks reporting unit tradename is presented net of an impairment charge of $35 million recognized in prior fiscal years.

28 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

We are domiciled in the United States and primarily operate our retail locations and outlets in the United States. As of August 1, 2026, we operated the following number of retail locations and outlets outside the United States:

COUNT
Canada	6
United Kingdom	4
France	3
Germany	2
Belgium	1
Italy	1
Spain	1
Total(1)	18
(1)	Geographic revenues generated outside of the United States did not exceed 10% of total consolidated net revenues in any fiscal period presented.

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

The discussion of our financial condition and changes in our results of operations, liquidity and capital resources is presented in this section for the three and six months ended August 1, 2026, and a comparison to the three and six months ended August 2, 2025. The discussion related to cash flows for the six months ended August 2, 2025, has been omitted from this Quarterly Report on Form 10-Q, but is included in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-Q for the quarter ended August 2, 2025, filed with the Securities and Exchange Commission (“SEC”) on September 11, 2025.

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

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 29

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

Forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. Matters that we identify as “short term,” “non-recurring,” “unusual,” “one-time” or other words and terms of similar meaning may, in fact, not be short term and may recur in one or more future financial reporting periods. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the section titled Risk Factors in our 2025 Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this Quarterly Report, in our Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2026 and in our 2025 Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.

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

Overview

We are a leading retailer and luxury lifestyle brand operating primarily in the home furnishings market. Our curated and fully integrated assortments are presented consistently across our sales channels, including our retail locations, websites and Sourcebooks. We offer merchandise assortments across a number of categories, including furniture, lighting, textiles, bathware, décor, outdoor and garden, and baby, child and teen furnishings. Our retail business is fully integrated across our multiple channels of distribution. We position our Galleries as showrooms for our brand, while our websites and Sourcebooks act as virtual and print extensions of our physical spaces, respectively. We operate our retail locations throughout the United States, Canada and Europe, and we have an integrated RH Hospitality experience in 27 of our Design Gallery locations, which includes restaurants and wine bars.

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

30 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

As of August 1, 2026, we operated the following number of locations:

COUNT
RH
North America
Design Galleries	40
Legacy Galleries	25
Outdoor Galleries	2
Modern Gallery	1
Baby & Child Gallery	1
Interior Design Studio	1
Total RH retail locations—North America	70
Europe Design Galleries	8
Total RH retail locations	78
Outlets	44
Guesthouse	1
Waterworks Showrooms	15

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

Since the majority of our product assortment is imported from vendors outside the United States, we also face uncertainty and risks related to tariffs and other trade policies, which may increase the costs of securing products from our vendors. Tariffs and other non-tariff trade practices and policies may adversely affect our business in other ways beyond increased costs for our products. We have taken steps to move our supply chain away from countries with higher tariff rates in favor of other jurisdictions, but these countermeasures may prove to be ineffective and the ability to predict tariff rates in different countries may be difficult as policies may change on short notice. For example, on February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the IEEPA. Following the U.S. Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. In April 2026, the IEEPA refund process was launched at which time we filed for refunds for tariffs previously paid in an aggregate amount of $69 million, of which $67 million was received in the second quarter of fiscal 2026. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels and whether further additional tariffs or other retaliatory actions may be imposed, modified or suspended. Uncertainty about trade policy, tariff rates and other changes in practices affecting international trade might have an adverse effect on our business and results of operations, and we may face challenges in implementing the optimal responses to changing trade conditions.

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

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 31

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

Product Elevation. We believe we have built the most comprehensive and compelling collection of luxury home furnishings under one brand in the world. Our products are presented across multiple collections, categories and channels that we control, and we believe their desirability and exclusivity have enabled us to achieve strong revenues and margins. Our customers know our brand concepts as RH Interiors, RH Modern, RH Outdoor, RH Beach House, RH Ski House, RH Baby & Child, RH Teen and Waterworks. Our strategy is to continue to elevate the design and quality of our product. Beginning with the mailing of our RH Interiors Sourcebook in the fall of 2023 and through additional product launches and Sourcebook mailings since then, including most recently the launch of RH Estates in 2026, we have introduced the most prolific collection of new products in our history.

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

Global Expansion. We believe that our luxury brand positioning and unique aesthetic have strong international appeal and that global expansion will provide RH with a substantial opportunity to build a projected $20 to $25 billion global brand in terms of annual revenues. Our view is that the competitive global environment is more fragmented and primed for disruption than the North American market, and there is no direct competitor of scale that possesses the product, operational platform and brand strength of RH. As such, we are actively pursuing the expansion of the RH brand globally, which began with the opening of RH England, RH Munich and RH Düsseldorf in 2023, followed by the opening of RH Brussels and RH Madrid in 2024. In September 2025, we opened RH Paris, The Gallery on the Champs-Élysées, located just off the Avenue Montaigne, which stands at the global epicenter of fashion and luxury. In April 2026, we opened RH Milan, The Gallery on Corso Venezia, and in June 2026, we opened RH London, The Gallery in Mayfair. In addition, we plan to open RH Sydney, The Gallery in Double Bay, in Australia in the coming years.

32 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Basis of Presentation and Results of Operations

The following table sets forth the condensed consolidated statements of income:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	AUGUST 1,	% OF NET	AUGUST 2,	% OF NET	AUGUST 1,	% OF NET	AUGUST 2,	% OF NET
	2026	REVENUES	2025	REVENUES	2026	REVENUES	2025	REVENUES

	(dollars in thousands)
Net revenues	$922,150	100.0%	$899,151	100.0%	$1,722,478	100.0%	$1,713,103	100.0%
Cost of goods sold	477,297	51.8	489,892	54.5	946,366	54.9	948,511	55.4
Gross profit	444,853	48.2	409,259	45.5	776,112	45.1	764,592	44.6
Selling, general and administrative expenses	337,280	36.5	280,383	31.2	634,296	36.9	579,805	33.8
Operating income	107,573	11.7	128,876	14.3	141,816	8.2	184,787	10.8
Other expenses
Interest expense—net	50,993	5.6	57,358	6.4	103,656	6.0	113,961	6.6
Other income—net	(1,856)	(0.2)	(574)	(0.1)	(1,119)	(0.1)	(4,227)	(0.2)
Total other expenses	49,137	5.4	56,784	6.3	102,537	5.9	109,734	6.4
Income before taxes and equity method investments	58,436	6.3	72,092	8.0	39,279	2.3	75,053	4.4
Income tax expense	16,249	1.7	19,032	2.1	10,347	0.6	22,159	1.3
Income before equity method investments	42,187	4.6	53,060	5.9	28,932	1.7	52,894	3.1
Share of equity method investments net (income) loss	(17,980)	(1.9)	1,352	0.1	(17,538)	(1.0)	(6,853)	(0.4)
Net income	$60,167	6.5%	$51,708	5.8%	$46,470	2.7%	$59,747	3.5%

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 33

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

Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,	AUGUST 1,	AUGUST 2,
	2026	2025	2026	2025

	(in thousands)
Net income	$60,167	$51,708	$46,470	$59,747
Interest expense—net(1)	50,993	57,358	103,656	113,961
Other income—net(1)	(1,856)	(574)	(1,119)	(4,227)
Income tax expense(1)	16,249	19,032	10,347	22,159
Share of equity method investments net (income) loss(1)	(17,980)	1,352	(17,538)	(6,853)
Operating income	107,573	128,876	141,816	184,787
Legal settlement—net(2)	—	—	(31,668)	—
Variable interest entities restructuring(3)	13,640	—	13,640	—
Asset impairments(4)	—	3,597	—	3,597
Product recall(5)	—	1,913	—	1,913
Reorganization related costs(6)	—	1,233	—	1,233
Non-cash compensation(7)	—	—	—	851
Adjusted operating income	$121,213	$135,619	$123,788	$192,381
(1)	Refer to discussion “Three Months Ended August 1, 2026 Compared to Three Months Ended August 2, 2025” and “Six Months Ended August 1, 2026 Compared to Six Months Ended August 2, 2025” below for a discussion of our results of operations for the three and six months ended August 1, 2026 and August 2, 2025.
(2)	Represents a favorable legal settlement associated with credit card interchange fees, partially offset by legal costs incurred in connection with the matter.
(3)	Includes an $11 million non-cash loss related to the variable interest entities restructuring as described in Note 6—Variable Interest Entities in our condensed consolidated financial statements, as well as professional fees associated with the transaction.

34 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

(4)	Represents inventory impairment of $2.6 million and property and equipment impairment of $1.0 million, primarily related to Galleries under construction.
(5)	Represents costs and inventory charges associated with a product recall initiated in the second quarter of fiscal 2025.
(6)	Represents severance costs and related payroll taxes associated with a reorganization.
(7)	Represents the amortization of the non-cash compensation charge related to an option grant made to Mr. Friedman in October 2020, which stock-based compensation for this award was fully recognized as of the first quarter of fiscal 2025.

Adjusted Net Income. Adjusted net income is a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We define adjusted net income as consolidated net income, adjusted for the impact of certain non-recurring and other items that we do not consider representative of our underlying operating performance.

Reconciliation of GAAP Net Income to Adjusted Net Income

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,	AUGUST 1,	AUGUST 2,
	2026	2025	2026	2025

	(in thousands)
Net income	$60,167	$51,708	$46,470	$59,747
Adjustments pre-tax:
Legal settlement—net(1)	—	—	(31,668)	—
Variable interest entities restructuring(1)	13,640	—	13,640	—
Asset impairments(1)	—	3,597	—	3,597
Product recall(1)	—	1,913	—	1,913
Reorganization related costs(1)	—	1,233	—	1,233
Non-cash compensation(1)	—	—	—	851
Subtotal adjusted items	13,640	6,743	(18,028)	7,594
Impact of income tax items(2)	(2,663)	(1,991)	5,056	(84)
Share of equity method investments net (income) loss(1)	(17,980)	1,352	(17,538)	(6,853)
Adjusted net income	$53,164	$57,812	$15,960	$60,404
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	We exclude the GAAP tax provision and apply a non-GAAP tax provision based upon (i) adjusted pre-tax net income, (ii) the projected annual adjusted tax rate and (iii) the exclusion of material discrete tax items that are unusual or infrequent, such as the favorable legal settlement associated with credit card interchange fees in the first quarter of fiscal 2026. The adjustments for the three months ended August 1, 2026 and August 2, 2025 are based on adjusted tax rates of 26.2% and 26.7%, respectively. The adjustments for the six months ended August 1, 2026 and August 2, 2025 are based on adjusted tax rates of 24.9% and 26.9%, respectively.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 35

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

Reconciliation of GAAP Net Income to EBITDA and Adjusted EBITDA

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,	AUGUST 1,	AUGUST 2,
	2026	2025	2026	2025

	(in thousands)
Net income	$60,167	$51,708	$46,470	$59,747
Depreciation and amortization	40,931	34,629	79,678	69,865
Interest expense—net	50,993	57,358	103,656	113,961
Income tax expense	16,249	19,032	10,347	22,159
EBITDA	168,340	162,727	240,151	265,732
Legal settlement—net(1)	—	—	(31,668)	—
Share of equity method investments net (income) loss(1)	(17,980)	1,352	(17,538)	(6,853)
Other income—net(1)	(1,856)	(574)	(1,119)	(4,227)
Stock-based compensation	12,493	11,633	24,412	24,007
Variable interest entities restructuring(1)	13,640	—	13,640	—
Capitalized cloud computing amortization(2)	3,912	3,240	7,581	6,156
Asset impairments(1)	—	3,597	—	3,597
Product recall(1)	—	1,913	—	1,913
Reorganization related costs(1)	—	1,233	—	1,233
Adjusted EBITDA	$178,549	$185,121	$235,459	$291,558
(1)	Refer to table titled “Reconciliation of GAAP Net Income to Operating Income and Adjusted Operating Income” and the related footnotes for additional information.
(2)	Represents amortization associated with capitalized cloud computing costs.

Adjusted Capital Expenditures. We define adjusted capital expenditures as capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received.

Reconciliation of Adjusted Capital Expenditures

	SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,
	2026	2025

	(in thousands)
Capital expenditures	$84,859	$109,565
Landlord assets under construction—net of tenant allowances	78,365	46,486
Adjusted capital expenditures	$163,224	$156,051

In addition, we also received landlord tenant allowances under finance leases subsequent to lease commencement of $6.2 million in the six months ended August 2, 2025, which are reflected as a reduction to principal payments under finance leases—net of tenant allowances within financing activities on the condensed consolidated statements of cash flows. No such amounts were received from landlords during the six months ended August 1, 2026.

36 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Our retail location square footage metrics and activity were as follows:

	SIX MONTHS ENDED
	AUGUST 1,		AUGUST 2,
	2026		2025
		TOTAL		TOTAL
		SELLING SQUARE		SELLING SQUARE
	COUNT	FOOTAGE(1)	COUNT	FOOTAGE(1)

	(square footage in thousands)
Beginning of period	89	1,690	83	1,527
RH Design Galleries
Milan	1	37.3	—	—
London	1	30.1	—	—
Palm Desert	1	9.6	—	—
Oklahoma City	—	—	1	31.1
Montreal	—	—	1	31.1
RH Legacy Gallery
Short Hills, NJ (relocation)	—	0.2	—	—
RH Outdoor Galleries
Greenwich	—	—	1	4.2
East Hampton	—	—	1	2.6
RH Baby & Child and Teen Gallery
Greenwich	—	—	(1)	(4.2)
Waterworks Showroom
Paris	1	2.2	—	—
Dallas (remodel)	—	—	—	2.4
End of period	93	1,769	86	1,594
Total square footage at end of period(2)		2,455		2,181
(1)	Represents retail space at our retail locations used to sell our products, as well as space for our restaurants and wine bars. Excludes backrooms at retail locations used for storage, office space, food preparation, kitchen space or similar purpose, as well as exterior sales space located outside a retail location, such as courtyards, gardens and rooftops.

Includes approximately 130,000 square feet as of August 1, 2026 related to four owned retail locations and approximately 89,000 square feet related to three owned retail locations as of August 2, 2025.

(2)	Includes approximately 198,000 square feet as of August 1, 2026 related to four owned retail locations and approximately 142,000 square feet related to three owned retail locations as of August 2, 2025.

Weighted-average square footage and selling square footage are calculated based on the number of days a retail location was open during the period divided by the total number of days in the period, and were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,	AUGUST 1,	AUGUST 2,
	2026	2025	2026	2025

	(in thousands)
Weighted-average square footage	2,421	2,123	2,372	2,111
Weighted-average selling square footage	1,748	1,548	1,721	1,538

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 37

Three Months Ended August 1, 2026 Compared to Three Months Ended August 2, 2025

	THREE MONTHS ENDED
	AUGUST 1,			AUGUST 2,
	2026			2025
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$867,280	$54,870	$922,150	$846,717	$52,434	$899,151
Cost of goods sold	456,061	21,236	477,297	465,811	24,081	489,892
Gross profit	411,219	33,634	444,853	380,906	28,353	409,259
Selling, general and administrative expenses	313,979	23,301	337,280	258,899	21,484	280,383
Operating income	$97,240	$10,333	$107,573	$122,007	$6,869	$128,876
(1)	The results for the Real Estate segment were immaterial in both the three months ended August 1, 2026 and August 2, 2025, thus, such results are presented within the RH Segment each period. Refer to Note 15—Segment Reporting in the condensed consolidated financial statements. Additionally, all intercompany transactions are not material and have been eliminated.
(2)	RH Segment net revenues include outlet revenues of $71 million and $72 million for the three months ended August 1, 2026 and August 2, 2025, respectively.

Net revenues

Consolidated net revenues increased $23 million, or 2.6%, to $922 million in the three months ended August 1, 2026 compared to $899 million in the three months ended August 2, 2025.

RH Segment net revenues

RH Segment net revenues increased $21 million, or 2.4%, to $867 million in the three months ended August 1, 2026 compared to $847 million in the three months ended August 2, 2025, primarily due to an increase in hospitality revenue as a result of new Gallery openings as well as higher revenue in our core business driven by our continued product transformation and platform expansion.

Waterworks net revenues

Waterworks net revenues increased $2.4 million, or 4.6%, to $55 million in the three months ended August 1, 2026 compared to $52 million in the three months ended August 2, 2025.

Gross profit

Consolidated gross profit increased $36 million, or 8.7%, to $445 million in the three months ended August 1, 2026 compared to $409 million in the three months ended August 2, 2025. As a percentage of net revenues, consolidated gross margin increased 270 basis points to 48.2% of net revenues in the three months ended August 1, 2026 from 45.5% of net revenues in the three months ended August 2, 2025.

RH Segment gross profit

RH Segment gross profit increased $30 million, or 8.0%, to $411 million in the three months ended August 1, 2026 compared to $381 million in the three months ended August 2, 2025. As a percentage of net revenues, RH Segment gross margin increased 240 basis points to 47.4% of net revenues in the three months ended August 1, 2026 from 45.0% of net revenues in the three months ended August 2, 2025. The increase in RH Segment gross margin was primarily attributable to tariff refunds recognized in cost of goods sold of $51 million, or 590 basis points, partially offset by decreased product margins in the RH core business as well as higher occupancy costs as a result of new Gallery openings.

RH Segment gross margin in the three months ended August 2, 2025 was negatively impacted by $2.6 million of asset impairments and $1.4 million in costs related to a product recall. Excluding the $4.0 million of such costs, RH Segment gross margin would have been 50 basis points higher at 45.5% of net revenues for the three months ended August 2, 2025.

38 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Waterworks gross profit

Waterworks gross profit increased $5.3 million, or 18.6%, to $34 million in the three months ended August 1, 2026 compared to $28 million in the three months ended August 2, 2025. As a percentage of net revenues, Waterworks gross margin increased 720 basis points to 61.3% of net revenues in the three months ended August 1, 2026 from 54.1% of net revenues in the three months ended August 2, 2025. The increase in Waterworks gross margin was primarily attributable to tariff refunds recognized in cost of goods sold of $3.7 million, or 680 basis points.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $57 million, or 20.3%, to $337 million in the three months ended August 1, 2026 compared to $280 million in the three months ended August 2, 2025.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $55 million, or 21.3%, to $314 million in the three months ended August 1, 2026 compared to $259 million in the three months ended August 2, 2025. RH Segment selling, general and administrative expenses were 36.2% and 30.6% of net revenues for the three months ended August 1, 2026 and August 2, 2025, respectively. The increase in selling, general and administrative expenses as a percentage of net revenues was driven by increases in advertising costs, primarily from the launch of RH Estates in the second quarter of fiscal 2026, as well as compensation, pre-opening and other corporate costs, primarily related to new Gallery openings. RH Segment selling, general and administrative expenses were also negatively impacted by $14 million of expense related to the variable interest entities restructuring.

RH Segment selling, general and administrative expenses for the three months ended August 2, 2025 was negatively impacted by $1.2 million of reorganization related costs, $1.0 million of asset impairments and $0.5 million related to a product recall.

Excluding the $14 million and $2.7 million of such costs noted above for the three months ended August 1, 2026 and August 2, 2025, respectively, RH Segment selling, general and administrative expenses would have increased 430 basis points to 34.6% from 30.3% of net revenues for the three months ended August 1, 2026 and August 2, 2025, respectively.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $1.8 million, or 8.5%, to $23 million in the three months ended August 1, 2026 compared to $21 million in the three months ended August 2, 2025. Waterworks selling, general and administrative expenses were 42.5% and 41.0% of net revenues for the three months ended August 1, 2026 and August 2, 2025, respectively.

Interest expense—net

Interest expense—net consisted of the following:

	THREE MONTHS ENDED
	AUGUST 1,	AUGUST 2,
	2026	2025

	(in thousands)
Term loan interest expense	$40,543	$45,157
Finance lease interest expense	12,874	9,248
Other interest expense	1,173	1,257
Asset based credit facility	351	2,997
Interest income	(2,656)	(366)
Capitalized interest for capital projects	(1,292)	(935)
Interest expense—net	$50,993	$57,358

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 39

Other income—net

Other income—net consisted of the following:

	THREE MONTHS ENDED
	AUGUST 1,	AUGUST 2,
	2026	2025

	(in thousands)
Foreign exchange from transactions(1)	$(386)	$(364)
Foreign exchange from remeasurement of intercompany loans(2)	(1,470)	(210)
Other income—net	$(1,856)	$(574)
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

Income tax expense

	THREE MONTHS ENDED
	AUGUST 1,	AUGUST 2,
	2026	2025

	(dollars in thousands)
Income tax expense	$16,249	$19,032
Effective tax rate	27.8%	26.9%

The increase in our effective tax rate for the three months ended August 1, 2026 compared to the three months ended August 2, 2025 is primarily attributable to reporting lower net income, as well as the impact of higher net excess tax benefits from stock-based compensation in the current period as compared to the prior period.

Share of equity method investments net (income) loss

Our share of equity method investments net operations was income of $18 million and a loss of $1.4 million in the three months ended August 1, 2026 and August 2, 2025, respectively. The income in the three months ended August 1, 2026 is inclusive of income of $20 million related to the variable interest entities restructuring. Refer to Note 6—Variable Interest Entities in the condensed consolidated financial statements.

Six Months Ended August 1, 2026 Compared to Six Months Ended August 2, 2025

	SIX MONTHS ENDED
	AUGUST 1,			AUGUST 2,
	2026			2025
	RH SEGMENT	WATERWORKS	TOTAL(1)	RH SEGMENT	WATERWORKS	TOTAL(1)

	(in thousands)
Net revenues(2)	$1,619,482	$102,996	$1,722,478	$1,611,715	$101,388	$1,713,103
Cost of goods sold	902,241	44,125	946,366	901,015	47,496	948,511
Gross profit	717,241	58,871	776,112	710,700	53,892	764,592
Selling, general and administrative expenses	589,374	44,922	634,296	538,089	41,716	579,805
Operating income	$127,867	$13,949	$141,816	$172,611	$12,176	$184,787
(1)	The results for the Real Estate segment were immaterial in both the six months ended August 1, 2026 and August 2, 2025, thus, such results are presented within the RH Segment in each period. Refer to Note 15—Segment Reporting in the condensed consolidated financial statements. Additionally, all intercompany transactions are not material and have been eliminated.

40 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

(2)	RH Segment net revenues include outlet revenues of $141 million and $139 million for the six months ended August 1, 2026 and August 2, 2025, respectively.

Net revenues

Consolidated net revenues increased $9.4 million, or 0.5%, to $1,722 million in the six months ended August 1, 2026 compared to $1,713 million in the six months ended August 2, 2025.

RH Segment net revenues

RH Segment net revenues increased $7.8 million, or 0.5%, to $1,619 million in the six months ended August 1, 2026 compared to $1,612 million in the six months ended August 2, 2025, primarily due to an increase in hospitality revenue driven by new Gallery openings, which was partially offset by lower revenue in our core and Contract businesses.

Waterworks net revenues

Waterworks net revenues increased $1.6 million, or 1.6%, to $103 million in the six months ended August 1, 2026 compared to $101 million in the six months ended August 2, 2025.

Gross profit

Consolidated gross profit increased $12 million, or 1.5%, to $776 million in the six months ended August 1, 2026 compared to $765 million in the six months ended August 2, 2025. As a percentage of net revenues, consolidated gross margin increased 50 basis points to 45.1% of net revenues in the six months ended August 1, 2026 from 44.6% of net revenues in the six months ended August 2, 2025.

RH Segment gross profit

RH Segment gross profit increased $6.5 million, or 0.9%, to $717 million in the six months ended August 1, 2026 from $711 million in the six months ended August 2, 2025. As a percentage of net revenues, RH Segment gross margin increased 20 basis points to 44.3% of net revenues in the six months ended August 1, 2026 from 44.1% of net revenues in the six months ended August 2, 2025. The increase in RH Segment gross margin was primarily attributable to tariff refunds recognized in cost of goods sold of $51 million, or 320 basis points, partially offset by decreased product margins in the RH core business as well as higher occupancy costs as a result of new Gallery openings.

RH Segment gross profit for the six months ended August 2, 2025 was negatively impacted by $2.6 million of asset impairments and $1.4 million of costs related to a product recall. Excluding the $4.0 million of such costs, RH Segment gross margin would have been 20 basis points higher at 44.3% of net revenues for the six months ended August 2, 2025.

Waterworks gross profit

Waterworks gross profit increased $5.0 million, or 9.2%, to $59 million in the six months ended August 1, 2026 compared to $54 million in the six months ended August 2, 2025. As a percentage of net revenues, Waterworks gross margin increased 400 basis points to 57.2% of net revenues in the six months ended August 1, 2026 from 53.2% of net revenues in the six months ended August 2, 2025. The increase in Waterworks gross margin was primarily attributable to tariff refunds recognized in cost of goods sold of $3.7 million, or 360 basis points.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses increased $54 million, or 9.4%, to $634 million in the six months ended August 1, 2026 compared to $580 million in the six months ended August 2, 2025.

RH Segment selling, general and administrative expenses

RH Segment selling, general and administrative expenses increased $51 million, or 9.5%, to $589 million in the six months ended August 1, 2026 compared to $538 million in the six months ended August 2, 2025. RH Segment selling, general and administrative expenses were 36.4% and 33.4% of net revenues in the six months ended August 1, 2026 and August 2, 2025, respectively. The increase in selling, general and administrative expenses as a percentage of net revenues was driven by increases in compensation, pre-opening and other corporate costs, primarily related to new Gallery openings, as well as higher advertising costs, primarily due to the launch of RH Estates in the second quarter of fiscal 2026. RH Segment selling, general and administrative expenses also included $14 million of expense related to the variable interest entities restructuring. These increases were partially offset by a favorable legal settlement associated with credit card interchange fees of $32 million.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 41

RH Segment selling, general and administrative expenses for the six months ended August 2, 2025 was negatively impacted by $1.2 million of reorganization related costs, $1.0 million of asset impairments, $0.9 million of non-cash compensation related to an option grant made to Mr. Friedman in October 2020 and $0.5 million related to a product recall.

Excluding such $18 million net benefit and $3.6 million of costs noted above for the six months ended August 1, 2026 and August 2, 2025, respectively, RH Segment selling, general and administrative expenses would have increased 440 basis points to 37.5% from 33.1% of net revenues for the six months ended August 1, 2026 and August 2, 2025, respectively.

Waterworks selling, general and administrative expenses

Waterworks selling, general and administrative expenses increased $3.2 million, or 7.7%, to $45 million in the six months ended August 1, 2026 compared to $42 million in the six months ended August 2, 2025. Waterworks selling, general and administrative expenses were 43.6% and 41.1% of net revenues for the six months ended August 1, 2026 and August 2, 2025, respectively.

Interest expense—net

Interest expense—net consisted of the following:

	SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,
	2026	2025

	(in thousands)
Term loan interest expense	$81,377	$90,397
Finance lease interest expense	24,152	18,193
Other interest expense	2,230	2,172
Asset based credit facility	1,458	6,861
Interest income	(3,049)	(1,947)
Capitalized interest for capital projects	(2,512)	(1,715)
Interest expense—net	$103,656	$113,961

Other income—net

Other income—net consisted of the following in each period:

	SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,
	2026	2025

	(in thousands)
Foreign exchange from transactions(1)	$828	$(733)
Foreign exchange from remeasurement of intercompany loans(2)	(1,947)	(3,494)
Other income—net	$(1,119)	$(4,227)
(1)	Represents net foreign exchange gains and losses related to exchange rate changes affecting foreign currency denominated transactions, primarily between the U.S. dollar as compared to the euro and pound sterling.
(2)	Represents remeasurement of intercompany loans with subsidiaries in Switzerland and the United Kingdom.

42 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

Income tax expense

	SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,
	2026	2025

	(dollars in thousands)
Income tax expense	$10,347	$22,159
Effective tax rate	26.3%	27.1%

The decrease in our effective tax rate for the six months ended August 1, 2026 compared to the six months ended August 2, 2025 is attributable to reporting lower net income in the current period as compared to the prior period.

Share of equity method investments net income

Our share of equity method investments net income in the six months ended August 1, 2026 was $18 million, which is inclusive of income of $20 million related to the variable interest entities restructuring. Our share of equity method investments net income in the six months ended August 2, 2025 was $6.9 million, which is inclusive of income of $7.9 million related to a capital distribution made from an Aspen LLC. Refer to Note 6—Variable Interest Entities in the condensed consolidated financial statements.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash flows generated from operations, our current balances of cash and cash equivalents, and amounts available under our ABL Credit Agreement.

Net debt and availability under the ABL Credit Agreement were as follows:

	AUGUST 1,	JANUARY 31,
	2026	2026

	(in thousands)
Asset based credit facility(1)	$—	$20,000
Term loan B(1)	1,905,000	1,915,000
Term loan B-2(1)	481,250	483,750
Notes payable for share repurchases	315	315
Total debt	$2,386,565	$2,419,065
Cash and cash equivalents	(125,492)	(41,191)
Total net debt(2)	$2,261,073	$2,377,874
Availability under the asset based credit facility—net(3)	$334,151	$402,045
(1)	Amounts exclude third party offering and debt issuance costs.
(2)	Excludes a non-recourse real estate loan of $15 million and $16 million as of August 1, 2026 and January 31, 2026, respectively, which is secured by specific real estate assets and the associated creditor does not have recourse against RH’s general assets.
(3)	The amount available for borrowing under the revolving line of credit under the ABL Credit Agreement is presented net of $44 million and $43 million in outstanding letters of credit as of August 1, 2026 and January 31, 2026, respectively.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 43

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

While we do not anticipate that we will require additional debt financing to fund our operations, our goal is to continue to be in a position to take advantage of the many opportunities that we identify in connection with our business and operations. We have pursued in the past, and expect to continue to pursue, additional strategies to generate capital to pursue opportunities and investments, including through the strategic sale of existing assets, utilization of our credit facilities, entry into various credit agreements and other new debt financing arrangements that present attractive terms. We expect to continue to use such additional sources of debt and other financing in future periods, as well as asset sales, as a source of additional capital to fund our various investments or to refinance existing indebtedness.

To the extent we choose to secure additional sources of liquidity through incremental debt and other financing, there can be no assurances that we will be able to raise such financing on favorable terms, if at all, or that future financing requirements will not require us to raise money through an equity financing or by other means that could be dilutive to holders of our capital stock. Sales of real estate assets, including potential sale leaseback arrangements, may be dependent on market conditions. Any adverse developments in U.S. or global credit markets could affect our ability to manage our debt obligations and our ability to access future debt. In addition, agreements governing existing or new debt facilities may restrict our ability to operate our business in the manner we currently expect or to make required payments with respect to existing commitments. To the extent we need to seek waivers from any provider of debt financing, or we fail to observe the covenants or other requirements of existing or new debt facilities, any such event could have an impact on our other commitments and obligations, including triggering cross defaults or other consequences with respect to other indebtedness. Our current level of indebtedness, and any additional indebtedness that we may incur, exposes us to certain risks with regards to interest rate increases and fluctuations. Our ability to make interest payments or to refinance any of our indebtedness to manage such interest rates may be limited or negatively affected by credit market conditions, macroeconomic trends and other risks.

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

44 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

Capital

We have invested significant capital expenditures related to construction activities to design and build landlord-owned leased assets in developing and opening new Design Galleries. We have completed some of the more significant projects regarding our new locations within the last several years, including our recent openings in Paris, Milan and London. We have incurred increased capital expenditures and other capital related to developing and opening these and other new locations due to a variety of factors, including significant increases in construction costs since the pandemic. We may still experience further cost and capital increases related to construction activities beyond our current expectations as we continue to open additional Design Galleries and other locations, which may require us to undertake upgrades to historical buildings or construct new buildings. Our adjusted capital expenditures include capital expenditures from investing activities and cash outflows of capital related to construction activities to design and build landlord-owned leased assets, net of tenant allowances received during the construction period. During the six months ended August 1, 2026, adjusted capital expenditures were $163 million in aggregate. We anticipate our adjusted capital expenditures to be $240 million to $260 million in fiscal 2026, primarily related to our growth and expansion, including construction of new Design Galleries and infrastructure investments. Nevertheless, we may elect to pursue additional capital expenditures and construction activities beyond those that are anticipated during any given fiscal period inasmuch as our strategy is to be opportunistic with respect to our investments and we may choose to pursue certain capital transactions and other projects requiring capital based on the availability and timing of unique opportunities. There are a number of macroeconomic factors and uncertainties affecting the overall business climate as well as our business, including increased inflation and construction costs as well as higher interest rates, and we may make adjustments to our allocation of capital in fiscal 2026 or beyond in response to these changing or other circumstances. We may also invest in other uses of our liquidity such as share repurchases, acquisitions and growth initiatives, including through joint ventures and real estate investments.

Certain lease arrangements require the landlord to fund a portion of the construction related costs through payments directly to us. As we develop new Galleries, as well as other potential strategic initiatives in the future like our integrated hospitality experience, we continue to explore other models for our real estate activities, which include different terms and conditions for real estate transactions. These transactions may involve longer lease terms or further purchases of real estate interests associated with new sites and buildings that we wish to develop for new Gallery locations or other aspects of our business. These approaches might require different levels of capital investment on our part than a traditional store lease with a landlord. In the event these or other capital expenditures require us to pursue additional funding sources, or to enter into future sale leasebacks or real estate divestiture transactions, we can provide no assurance that we will be successful in securing additional funding, or sale or lease of such real estate assets, on attractive terms or at all. In addition, our capital needs and uses of capital may change in the future due to changes in our business or new opportunities that we may pursue.

We have also been executing changes in our real estate strategy over a number of years, including transitioning some projects from a leasing model to a development model, where we buy and develop real estate for certain of our locations. As part of this strategy, we previously entered into joint ventures in order to develop real estate for future RH Design Galleries. As described below, in May 2026, we completed a series of transactions to unwind a substantial majority of these joint venture arrangements and as a result of these transactions we became the sole owner of several fully developed Gallery locations as well as other development-stage sites. We may elect to engage in various financing strategies with respect to some of these or other real estate assets in the future, including sales or sale leaseback transactions.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 45

As part of our existing capital allocation strategy, we closed a series of transactions in May 2026 with a third-party real estate developer (affiliated with the managing member of the Aspen LLCs) and its related affiliates (collectively, the “Developer”) involving a separation of a substantial majority of assets previously owned through variable interest entities, as discussed in Note 6—Variable Interest Entities in the condensed consolidated financial statements. As a result of these transactions, we (i) received approximately $50 million in cash and $10 million in deemed non-cash capital contributions in an Aspen LLC, (ii) became the sole owner of one property previously held by an Aspen LLC that we plan to open as an RH Guesthouse, (iii) used the net cash proceeds from (i) to repay the outstanding debt on such property, and (iv) became the sole owner of four completed Gallery locations (RH England, RH Cleveland, RH Detroit and RH Indianapolis) and three other development-stage sites (involving locations in California, New Jersey and Europe). In addition, the Developer (i) became the sole owner of the undeveloped Aspen properties from the Aspen LLCs and (ii) repaid outstanding debt associated with those properties. There is no outstanding debt on any of the properties we acquired other than the $15 million remaining real estate loan on one completed Gallery that was previously included in our condensed consolidated balance sheets prior to the transactions. We believe we are now in a position to pursue near-term monetization for the properties that are now owned by us, including through sale-leasebacks and full divestitures. The remaining properties in the Aspen LLCs consist primarily of leased projects on a number of prime retail lease locations in Aspen that we believe can also be easily sold, thereby resulting in proceeds to us under our distribution rights in the Aspen LLCs.

Cash Flow Analysis

Cash flows from operating, investing, and financing activities were as follows:

	SIX MONTHS ENDED
	AUGUST 1,	AUGUST 2,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$197,718	$224,319
Net cash used in investing activities	(42,909)	(134,148)
Net cash used in financing activities	(70,147)	(87,239)
Net increase in cash and cash equivalents	84,301	4,147
Cash and cash equivalents at end of period	125,492	34,560

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, impairments, stock-based compensation and the effect of changes in working capital and other activities.

For the six months ended August 1, 2026, net cash provided by operating activities was $198 million and consisted of net income of $47 million and an increase in non-cash items of $190 million, partially offset by a change in working capital and other activities of $39 million. The use of cash from working capital was primarily driven by an increase in landlord assets under construction, net of tenant allowances, of $78 million, a decrease in operating lease liabilities of $55 million, a decrease in other current and non-current liabilities of $27 million, an increase in accounts receivable of $16 million and an increase in prepaid expense and other assets of $11 million. These uses of cash from working capital were partially offset by an increase in deferred revenue and customer deposits of $64 million, a decrease in merchandise inventory of $44 million and an increase in accounts payable and accrued expenses of $39 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of investments in capital expenditures related to investments in retail stores, information technology and systems infrastructure, as well as supply chain investments. Investing activities also include our strategic investments.

For the six months ended August 1, 2026, net cash used in investing activities was $43 million and was comprised of investments in retail stores, information technology and systems infrastructure of $85 million. These cash outflows were partially offset by cash received from a distribution of return of equity method investments of $42 million.

46 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

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

For the six months ended August 1, 2026, net cash used in financing activities was $70 million, primarily due to payments under real estate loans of $32 million, net payments under the asset based credit facility of $20 million, payments under term loans of $13 million and payments under finance lease agreements of $10 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $4.0 million.

Non-Cash Transactions

Non-cash transactions consist of additions of property and equipment and landlord assets under construction included in accounts payable and accrued expenses at period-end.

Non-cash transactions also include the recognition of lease right-of-use assets obtained in exchange for lease liabilities, net of lease terminations, as well as the reclassification of assets from other non-current assets to finance and operating lease right-of-use assets. Refer to Note 8—Leases in our condensed consolidated financial statements.

Additionally, non-cash transactions include property and equipment additions and a real estate loan acquired in a variable interest entities restructuring. Refer to Note 6—Variable Interest Entities in our condensed consolidated financial statements.

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

Asset Based Credit Facility

Refer to Note 9—Credit Facilities and Real Estate Loan in our condensed consolidated financial statements for further information on our asset based credit facility, including the amount available for borrowing under the revolving line of credit, net of outstanding letters of credit.

Term Loan

Refer to Note 9—Credit Facilities and Real Estate Loan in our condensed consolidated financial statements for further information on our Term Loan.

Real Estate Loan

Refer to Note 9—Credit Facilities and Real Estate Loan in our condensed consolidated financial statements for further information on our real estate loan.

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

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 47

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

On June 2, 2022, the Board of Directors authorized an additional $2,000 million for the purchase of shares of our outstanding common stock, which increased the total authorized size of the share repurchase program to $2,450 million (the “Share Repurchase Program”). As of August 1, 2026, $201 million remains available for future share repurchases under the Share Repurchase Program.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our senior leadership to make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our accounting policies, estimates, and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions, and such differences could be material to our condensed consolidated financial statements.

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

48 | 2026 SECOND QUARTER FORM 10-Q	PART I. FINANCIAL INFORMATION

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior leadership team, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 1, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during our most recent fiscal quarter ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION	2026 SECOND QUARTER FORM 10-Q | 49

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

50 | 2026 SECOND QUARTER FORM 10-Q	PART II. OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

There were no repurchases of our common stock during the three months ended August 1, 2026:

			TOTAL NUMBER OF	APPROXIMATE DOLLAR
		AVERAGE	SHARES REPURCHASED	VALUE OF SHARES THAT
		PURCHASE	AS PART OF PUBLICLY	MAY YET BE
	NUMBER OF	PRICE PER	ANNOUNCED PLANS	PURCHASED UNDER THE
	SHARES	SHARE	OR PROGRAMS	PLANS OR PROGRAMS(1)
				(in millions)
May 3, 2026 to May 30, 2026	—	$—	—	$201
May 31, 2026 to July 4, 2026	—	$—	—	$201
July 5, 2026 to August 1, 2026	—	$—	—	$201
Total	—		—
(1)	Reflects the dollar value of shares that may yet be repurchased under our Share Repurchase Program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1

During the three months ended August 1, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

PART II. OTHER INFORMATION	2026 SECOND QUARTER FORM 10-Q | 51

ITEM 6.     EXHIBITS

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	EXHIBIT DESCRIPTION	FORM	FILE NUMBER	DATE OF FIRST FILING	EXHIBIT NUMBER	FILED HEREWITH
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	—	—	—	—	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	—	—	—	—	X

52 | 2026 SECOND QUARTER FORM 10-Q	PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2026	By:	/s/ Gary Friedman
Gary Friedman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 10, 2026	By:	/s/ Jack Preston
Jack Preston
Chief Financial Officer
(Principal Financial Officer)

Date: September 10, 2026	By:	/s/ Christina Hargarten
Christina Hargarten
Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES	2026 SECOND QUARTER FORM 10-Q | 53